Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SECURITIES CORP MORT BK SEC 2000-10 TRUST
filed 2002-07-17
CIK 1127138

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-46

                         Wells Fargo Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-10 Trust
                       (Exact name of registrant as specified in its charter)



New York                           52-2281845
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-10 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and First Union National Bank as Trustee, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-10 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Homeside Lending, Inc (FL) <F1>
                     c)   Firstar Home Mortgage <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Homeside Lending, Inc (FL) <F1>
                     c)   Firstar Home Mortgage <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 25, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                On December 11, 2000 and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-10 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Homeside Lending, Inc (FL) <F1>
                     c)   Firstar Home Mortgage <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Homeside Lending, Inc (FL) <F1>
                     c)   Firstar Home Mortgage <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Homeside Lending, Inc (FL) <F1>
                     c)   Firstar Home Mortgage <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report

   KPMG   (logo)


   12 Fountain Plaza, Suite 601
   Buffalo, NY 14202

   Independent Accountants' Report


   The Board of Directors HSBC Bank USA:

   We have examined management's assertion about HSBC Mortgage Corporation
   (USA)'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying Management Assertion. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

   Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

   In our opinion, management's assertion that HSBC Mortgage Corporation (USA) has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


   Buffalo, New York
   February 13, 2001



   EX-99.1 (b)

   KPMG    (logo)

   Suite 2700, Independent Square
   One Independent Drive
   PO. Box 190
   Jacksonville, FL 32201-0190

   Independent Auditors' Report


   The Board of Directors
   HomeSide Lending, Inc.:


    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million., respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

    December 1, 2000



   EX-99.1 (c)

   PRICEWATERHOUSECOOPERS   (logo)

   PricewaterhouseCoopers LLP
   650 Third Avenue South
   Suite 1300
   Minneapolis MN 55402

   Telephone      (612) 596 6000
   Facsimile      (612) 373 7160

   Report of Independent Accountants

   To the Board of Directors and Shareholder of Firstar Bank, N.A.

   We have examined management's assertion about Firstar Bank,N.A (including Firstar Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000, included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

   Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal deten-nination on the Company's compliance with the minimum servicing standards.

   In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


   March 12, 2001



   EX-99.2 (a)
   Report of Management

   HSBC (logo)

   Management Assertion

   As of and for the year ended December 31, 2000, HSBC Mortgage Corporation
   (USA) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $508,000,000 and $50,000,000 respectively.


   David J. Hunter
   President


   Daniel B. Duggan
   SVP, Secondary Marketing


   Susan Wojnar
   SVP, Mortgage Servicing


   HSBC Mortgage Corporation (USA)
   2929 Walden Avenue, Depew, NY  14043



EX-99.2 (b)

HOMESIDE
LENDING, INC.  (logo)

Management Assertion Letter

As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.


William Glasgow, Jr.

December 1, 2000


Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209



EX-99.2 (c)

FIRSTAR  (logo)
Bank Without Boundaries

Exhibit I

1550 East 79th Street
Bloomington, MN 55425

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 12, 2001

As of and for the year ended December 31, 2000, Firstar Bank, N.A and its subsidiaries (including Firstar Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $50,000,000 and $25,000,000 respectively.

Dan Arrigoni
President and Chief Executive Officer
Firstar Home Mortgage


Rick Aneshansel
Chief Financial Officer
Firstar Home Mortgage


Michael L. Norris
Senior Vice President, Mortgage Servicing
Firstar Home Mortgage



EX-99.3 (a)

   Annual Statement of Compliance

   HSBC   (logo)


   Wells Fargo Bank Minnesota, N.A
   11000 Broken Land Parkway
   Columbia, MD 21044-3562

   Attn: Master Servicing

   RE: Officer's Certificate

   Dear Master Servicer:

   The undersigned Officer certifies the following for the 2000 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
      (C) I have confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (F) All Custodial Accounts have been reconciled and are properly funded;
          and
      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

      Certified By:

      Officer

      Title



EX-99.3 (b)

       HOMESIDE   (logo)
       LENDING, INC.

       June 21, 2001


       Ms. Dionne Dixon
       Wells Fargo Bank Minnesota
       11000 Broken Land Parkway
       Columbia, Maryland 21044

       Re:  Annual Officer's Certification
            Fiscal Year Ending September 30, 2000

       Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Impohwat@homeside.com.

       Sincerely,



       Karen Bryan
       Vice President




EX-99.3 (c)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing
RE:  Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer

Title

Date